Form 10-Q
period 2006-04-02
Universal City Florida Holding Co. II; UCFH I Finance, Inc.; Universal City Florida Holding Co. I; UCFH II Finance, Inc.
filed 2006-05-12
CIK 1314358, 1314359, 1314357, 1314360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2006

Commission file number 333-122778

UNIVERSAL CITY FLORIDA HOLDING CO. I

UCFH I FINANCE, INC.

UNIVERSAL CITY FLORIDA HOLDING CO. II

UCFH II FINANCE, INC.

(Exact name of Registrants as specified in their charters)

FLORIDA	59-3354262
FLORIDA	20-1937766
FLORIDA	59-3354261
FLORIDA	20-1937798
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1000 UNIVERSAL STUDIOS PLAZA ORLANDO, FL	32819-7610
(Address of principal executive offices)	(Zip code)

(407) 363-8000

(Registrants’ telephone number, including area code)

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2):    Yes  ☐    No  ☒

As of May 11, 2006 there were 100 and 100 shares of common stock of UCFH I Finance, Inc. and UCFH II Finance, Inc., respectively, outstanding. Not applicable to Universal City Florida Holding Co. I and Universal City Florida Holding Co. II.

UCFH I Finance, Inc. and UCFH II Finance, Inc. are wholly owned subsidiaries of Universal City Florida Holding Co. I and Universal City Florida Holding Co. II, and were formed for the sole purpose of acting as a co-issuer of the Registrants’ floating rate and 8 3/8% senior notes due 2010. UCFH I Finance, Inc. and UCFH II Finance, Inc. do not and will not conduct any operations or hold any assets of any kind and will not have any future revenues. UCFH I Finance, Inc. and UCFH II Finance, Inc. meet the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Universal City Florida Holding Co. I and

Universal City Florida Holding Co. II and Subsidiaries

Combined Balance Sheets

(In thousands)

	April 2, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$104,359	$56,259
Accounts receivable, net	27,598	24,554
Receivables from related parties	2,614	4,649
Inventories, net	43,659	41,503
Prepaid assets	6,163	6,223

Total current assets	184,393	133,188

Property and equipment, at cost:
Land and land improvements	490,768	490,721
Buildings and building improvements	1,370,677	1,372,316
Equipment, fixtures and furniture	1,076,248	1,076,123
Construction in process	20,934	14,786

Total property and equipment, at cost:	2,958,627	2,953,946
Less accumulated depreciation	(1,191,895)	(1,167,522)

Property and equipment, net	1,766,732	1,786,424

Other assets:
Interest rate swap assets, at fair market value	5,882	1,836
Investments in joint ventures	7,543	7,972
Intangible assets, net	14,367	14,729
Deferred finance costs, net	33,828	35,757
Other assets	7,405	6,929

Total other assets	69,025	67,223

Total assets	$2,020,150	$1,986,835

Continued on next page.

Universal City Florida Holding Co. I and

Universal City Florida Holding Co. II and Subsidiaries

Combined Balance Sheets (Continued)

(In thousands)

	April 2, 2006	December 31, 2005
	(Unaudited)
LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$138,940	$95,337
Unearned revenue	58,936	39,482
Due to Vivendi Universal Entertainment	9,583	9,510
Current portion of capital lease obligations	711	765
Current portion of long-term borrowings	5,800	5,800

Total current liabilities	213,970	150,894

Long-term liabilities:
Long-term borrowings, net of current portion	1,484,917	1,485,513
Capital lease obligations, net of current portion	334	416
Interest rate swap liabilities, at fair market value	—	88
Minority interest in equity of UCRP	9,143	8,491
Other	7,417	6,973

Total long-term liabilities	1,501,811	1,501,481

Commitments and contingencies	—	—

Partners’ equity:
Vivendi Universal Entertainment	148,521	166,106
Blackstone	148,521	166,106
Accumulated other comprehensive income	7,327	2,248

Total partners’ equity	304,369	334,460

Total liabilities and partners’ equity	$2,020,150	$1,986,835

See accompanying notes.

Universal City Florida Holding Co. I and

Universal City Florida Holding Co. II and Subsidiaries

Combined Statements of Operations

(In thousands)

	Quarter Ended
	April 2, 2006	April 3, 2005
	(Unaudited)
Operating revenues:
Theme park passes	$88,073	$105,350
Theme park food and beverage	22,046	25,341
Theme park merchandise	20,160	23,335
Other	51,280	55,480

Total operating revenues	181,559	209,506

Costs and operating expenses:
Theme park operations	39,155	39,947
Theme park selling, general and administrative	44,435	49,009
Theme park cost of products sold	21,931	25,348
Special fee payable to Vivendi Universal Entertainment and consultant fee	11,225	13,052
Depreciation and amortization	28,474	29,129
Other	33,533	34,528

Total costs and operating expenses	178,753	191,013

Operating income	2,806	18,493

Other expense (income):
Interest expense	36,633	35,497
Interest income	(738)	(210)
Change in fair value of interest rate swaps	945	(182)
Loss from joint ventures	217	165
Minority interest in net earnings of UCRP	919	877

Total other expense	37,976	36,147

Net loss	$(35,170)	$(17,654)

See accompanying notes.

Universal City Florida Holding Co. I and

Universal City Florida Holding Co. II and Subsidiaries

Combined Statement of Changes in Partners’ Equity

(In thousands)

(Unaudited)	Vivendi Universal Entertainment	Blackstone	Accumulated Other Comprehensive Income	Total Partners’ Equity	Comprehensive Income (Loss)
Balance, December 31, 2005	$166,106	$166,106	$2,248	$334,460
Amortization of accumulated other comprehensive income from interest rate swaps previously designated as hedges	—	—	222	222	222
Change in fair value of interest rate swap designated as hedges	—	—	4,857	4,857	4,857
Net loss	(17,585)	(17,585)	—	(35,170)	(35,170)

Balance, April 2, 2006	$148,521	$148,521	$7,327	$304,369	$(30,091)

See accompanying notes.

Universal City Florida Holding Co. I and

Universal City Florida Holding Co. II and Subsidiaries

Combined Statements of Cash Flows

(In thousands)

	Quarter Ended
	April 2, 2006	April 3, 2005
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(35,170)	$(17,654)

Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Depreciation	28,112	28,767
Amortization of intangible assets	362	362
Amortization of deferred finance costs	1,929	1,913
Accretion of bond discount	212	200
Change in fair value of interest rate swaps	945	(182)
Loss from joint ventures	217	165
Minority interest in net earnings of UCRP	919	877
Changes in operating assets and liabilities:
Accounts receivable, net	(3,044)	(8,640)
Receivables from related parties	2,035	4,147
Inventories, net	(2,156)	(1,669)
Prepaid assets	60	(1,646)
Other assets	(476)	(163)
Accounts payable and accrued liabilities	43,603	3,899
Unearned revenue	19,454	14,499
Due to Vivendi Universal Entertainment	73	3,248
Deferred special fees payable to Vivendi Universal Entertainment	—	(10,236)
Other long-term liabilities	444	(569)

Net cash and cash equivalents provided by operating activities	57,519	17,318

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment acquisitions	(7,778)	(7,589)
Distributions from joint ventures, net	212	103

Net cash and cash equivalents used in investing activities	$(7,566)	$(7,486)

Continued on next page.

Universal City Florida Holding Co. I and

Universal City Florida Holding Co. II and Subsidiaries

Combined Statements of Cash Flows (Continued)

(In thousands)

	Quarter Ended
	April 2, 2006	April 3, 2005
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions of minority interest in equity of UCRP	$(267)	$(915)
Payments on long-term borrowings and capital lease obligations, net	(1,586)	(1,529)

Net cash and cash equivalents used in financing activities	(1,853)	(2,444)

Net increase in cash and cash equivalents	48,100	7,388
Cash and cash equivalents at beginning of period	56,259	34,928

Cash and cash equivalents at end of period	$104,359	$42,316

SUPPLEMENTAL DISCLOSURES OF NON-CASH INFORMATION
Notes payable issued for property and equipment	$642	$—

Increase in interest rate swap asset	$4,046	$—

Decrease in interest rate swap liability	$88	$1,559

Disposal of fully depreciated assets	$3,739	$139

See accompanying notes.

Universal City Florida Holding Co. I And

Universal City Florida Holding Co. II and Subsidiaries

Notes to Unaudited Combined Financial Statements

1. GENERAL

Basis of Presentation

The accompanying unaudited combined financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations. The unaudited combined financial statements reflect all normal recurring adjustments which are, in the opinion of the management, necessary to present fairly the financial position and the results of operations for the interim periods. The results for the interim periods are not necessarily indicative of the results that can be expected for a full year. The accompanying unaudited combined financial statements should be read in conjunction with the audited combined financial statements for the year ended December 31, 2005 and the notes, thereto, filed with the Securities and Exchange Commission under cover of Form 10-K.

The accompanying unaudited combined financial statements include the consolidated amounts of Universal City Florida Holding Co. I and Universal City Florida Holding Co. II (collectively “UCHC”); UCFH I Finance, Inc. and UCFH II Finance, Inc. (collectively “Finance”); Universal City Development Partners, Ltd. (“UCDP”); Universal City Travel Partners d/b/a Universal Parks & Resorts Vacations (“UPRV”); UCDP Finance, Inc.; and Universal City Restaurant Partners, Ltd. (“UCRP”) (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated upon consolidation.

UCHC’s ultimate owners, each having a 50 percent interest, are Universal City Property Management II, LLC (“Universal CPM”) and Blackstone Capital Partners (“Blackstone”). Universal CPM is a wholly owned subsidiary of Vivendi Universal Entertainment LLLP (“Vivendi Universal Entertainment”), an affiliate of Universal Studios, Inc. (“USI”), which is an indirect subsidiary of NBC Universal, Inc. (“NBCU”).

Period End

The quarter ended April 2, 2006 contained 92 days, while the quarter ended April 3, 2005 contained 93 days.

Seasonality

The timing of Easter in relation to the Company’s quarter end significantly affects comparability of the results for the quarters ended April 2, 2006 and April 3, 2005. Easter occurred during April in 2006 and March in 2005 thus shifting a peak travel season from the first quarter in 2005 to the second quarter in 2006. Based on the seasonality of attendance, the results for the quarters ended April 2, 2006 and April 3, 2005 are not necessarily indicative of results for the full year.

Inventories

The major components of inventories are as follows (in thousands):

	April 2, 2006	December 31, 2005
	(Unaudited)
Merchandise	$13,867	$11,640
Food and beverage	3,541	3,541
Operating supplies and maintenance parts	27,513	27,384
Less: reserves	(1,262)	(1,062)

Total	$43,659	$41,503

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections”, a replacement of Accounting Principles Board Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. Adoption of SFAS 154 had no material impact on the Company’s financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments”, an amendment of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS 155 simplifies the accounting for hybrid financial instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. The Company does not believe adoption of SFAS 155 will have a material impact on its financial position, results of operations or cash flows.

2. LONG-TERM BORROWINGS AND FINANCIAL INSTRUMENTS

At April 2, 2006, total long-term borrowings were $1,490,717,000, which included $450,000,000 in bonds due in May 2010 (issued at face value), $496,668,000 in bonds due in April 2010 ($500,000,000, net of an unamortized discount of $3,332,000) and $543,125,000 under the JP Morgan term loan (“UCDP’s senior secured credit facility”). At April 2, 2006, $5,800,000 of the total borrowings were classified as current. In addition, at April 2, 2006, the Company had $100,000,000 available under its revolving credit facilities.

During the quarter ended April 2, 2006, the Company made a quarterly principal payment of $1,375,000 on the senior secured credit facility, in accordance with the debt amortization schedule. The senior secured credit facility and bonds contain certain customary limitations. The most restrictive limitations relate to the incurrence of liens, additional indebtedness and maintenance of funded debt and interest coverage ratios. At April 2, 2006, the Company believes it was in compliance with the financial terms of the senior secured credit facility and the bonds with the exception of those that govern the payment of special fees to Vivendi Universal Entertainment (see Note 4).

The carrying amounts reported in the combined balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The estimated fair values of long-term borrowings and interest rate swaps subject to fair value disclosures determined based on quotes from major financial institutions are as follows (in thousands):

	April 2, 2006		December 31, 2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Unaudited)
Long-term borrowings	$1,490,717	$1,559,071	$1,491,313	$1,561,418
Interest rate swap assets	(5,882)	(5,882)	(1,836)	(1,836)
Interest rate swap liabilities	—	—	88	88

Total	$1,484,835	$1,553,189	$1,489,565	$1,559,670

3. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The major components of accounts payable and accrued liabilities are as follows (in thousands):

	April 2, 2006	December 31, 2005
	(Unaudited)
Accounts payable	$8,392	$5,597
Capital expenditures	6,807	7,867
Marketing and advertising	18,946	5,875
Interest	45,792	27,591
Compensation and benefits	23,922	24,792
Operating accruals	16,177	10,615
Consulting fees	3,773	3,843
Property and sales tax	8,052	1,508
Other	7,079	7,649

Total	$138,940	$95,337

4. RELATED PARTY TRANSACTIONS

Under the terms of UCDP’s partnership agreement, a special fee is payable to Vivendi Universal Entertainment through Universal CPM equal to 5% of certain revenue, as defined, generated by Universal Studios Florida and Universal’s Islands of Adventure. During the quarters ended April 2, 2006 and April 3, 2005, the Company paid fees of $7,811,000 and $17,875,000, respectively, to Vivendi Universal Entertainment. In addition, at April 2, 2006 and December 31, 2005, respectively, the amount due to Vivendi Universal Entertainment included $7,593,000 and $7,811,000 related to the current portion of special fees payable to Vivendi Universal Entertainment.

The most restrictive quarterly covenant within the Company’s debt agreements for payment of the special fee is a debt to EBITDA ratio (as defined in the senior secured credit facility) of 5.0 to 1.0 or less related to the current special fees below $20.0 million and 4.0 to 1.0 or less related to the current and deferred special fees in excess of $20.0 million annually. These ratios were met as of December 31, 2005. Accordingly, during the quarter ended April 2, 2006, fees were paid as discussed above. As these ratios were not met as of April 2, 2006, payments of the special fees will not be made during the second quarter of 2006.

5. CONSULTING AGREEMENT

The Company has an agreement with a consultant (the “Consultant”) under which it pays a percentage of its gross revenues for consulting services. On March 15, 2005, counsel for the Consultant delivered to UCDP a report, which asserts that the Consultant is owed additional fees for the period from 1992 to 2002. On March 28, 2006, the parties agreed to a resolution in principal of all claims that could be raised in an audit (including those specifically raised in the report), subject to execution of mutually agreed settlement documentation. Although the parties appear to have reached a resolution in principle, because a settlement agreement is not yet finalized, there can be no assurances that this matter is resolved. The resolution is within the amount accrued for the loss contingency.

6. LITIGATION

RIDE & SHOW

On November 13, 2003, Ride & Show Engineering, Inc. filed a Complaint For Patent Infringement, Injunctive Relief and Damages (the Complaint) in the United States District Court for the Central District of California, naming USJ Co., Ltd., and Universal City Studios LLLP d/b/a Universal Studios Recreation Group, affiliates of UCHC, as defendants. On February 12, 2004, the Plaintiff served a First Amended Complaint (the Amended Complaint) naming the above-referenced defendants as well as UCDP and another company, Oriental Land Co., Ltd., as additional defendants. On September 24, 2003, a similar complaint was filed in the same court against other defendants, including entities that appear to be operators of amusement parks and amusement park rides, and designers and manufacturers of amusement park rides. The Amended Complaint alleges that the named defendants have infringed U.S. Patent No. 5,527,221 (the Patent) by operating, making, using, selling, advertising, and/or offering for sale in the United States amusement park rides that embody or otherwise practice one or more of the claims of such Patent or by otherwise contributing to infringement or inducing others to infringe. The Amended Complaint did not include specific allegations concerning the location or manner of alleged infringement. However, plaintiff’s counsel has advised UCDP that the allegations of the Amended Complaint relate to rides located at UCDP’s theme parks. On February 3, 2006 USJ Co. Ltd. entered into a Settlement and License Agreement pursuant to which Ride & Show agreed to dismiss the California Case.

UCDP filed a motion seeking to either dismiss the action or to transfer it to the Middle District of Florida. On May 5, 2004, the United States District Court for the Central District of California granted the Motion and dismissed, without prejudice, the case for improper venue. As a result, UCDP is no longer a party to this action. On May 21, 2004, UCDP filed a Complaint against Ride & Show Engineering, Inc. (Ride & Show) in the U.S. District Court for the Middle District of Florida. The Complaint contains counts for declaratory relief, breach of contract, conversion, unjust enrichment, constructive trust, and fraud. Among other things, the Complaint challenges Ride & Show’s ownership of the subject Patent and the validity of the Patent. In addition, UCDP seeks a declaration by the Court that it has not infringed the Patent. UCDP also seeks damages for Ride & Show’s use of the invention that is the subject of the Patent. On July 19, 2004, Ride & Show filed a motion to dismiss the Complaint and to transfer a portion of UCDP’s declaratory relief count to the U.S. District Court for the Central District of California. UCDP opposed the motion and on August 26, 2004, Ride & Show’s motion was denied. On September 10, 2004 Ride & Show filed its answer and counterclaim for Patent Infringement and Breach of Contract. On October 4, 2004 UCDP filed its answer to the counterclaim denying all material allegations and asserting numerous affirmative defenses. On

May 26, 2005, UCDP and Ride & Show participated in a court ordered mediation, which resulted in an impasse. Ride & Show moved for summary judgment on the Patent ownership issue and UCDP moved for summary judgment on all issues. On December 19, 2005, UCDP filed a Motion to Amend its Reply to Ride & Show’s Counterclaim to include the defense of res judicata based upon the dismissals of Moog and MTS in the California case. On February 21, 2006, the Magistrate issued a Report and Recommendation denying UCDP’s Motion to Amend and UCDP filed an Objection to Report and Recommendation. On March 6, 2006, the Court issued an Order denying UCDP’s Motion for Summary Judgment and set a hearing on Ride and Show’s Motion for Summary Judgment, which was held on March 17, 2006. The Court held a hearing on March 29, 2006 with respect to UCDP’s Objection to Report and Recommendation. As a result of the dismissal of the California Case, USJ Co. Ltd. has terminated its Joint Defense Agreement and both USJ Co. and Universal Parks & Resorts will cease sharing costs of defense of the Ride & Show claims in the California and Florida Cases as of February 1, 2006. At a mediation held on April 11, 2006, the parties agreed to a resolution in principal of all claims and the parties have now executed mutually agreed settlement documentation. On April 12, 2006, the Court entered an Order of Dismissal without prejudice and denied all pending motions as moot. The resolution is within the amount accrued for the loss contingency.

OTHER

The Company is threatened with or involved in various other legal actions and claims incidental to the conduct of its business. Management does not expect a material impact to its results of operations, financial position or cash flows by reason of these actions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW RELATED TO FINANCIAL RESULTS

Comparisons between 2006 and 2005 are difficult as Easter occurred during the second quarter of 2006 as compared to the first quarter during 2005. This shift caused a peak holiday period to occur later in 2006, which negatively impacted the first quarter of 2006. Although this led first quarter paid admissions to be down 15% compared to 2005, new initiatives allowed us to mitigate the revenue shortfall to only 13%. Despite this Easter shift, we still generated operating income of $2.8 million and were able to strengthen our financial position as we exited the first quarter with $204.4 million in cash and unused revolving credit, including $104.4 million of cash and cash equivalents and $100.0 million available under our revolving credit facility as of April 2, 2006. We also owed $1,490.7 million on our long-term debt at April 2, 2006.

SEASONALITY

Theme park attendance follows a seasonal pattern which coincides closely with holiday and school schedules. The year begins with the end of the peak Christmas and New Year’s holiday period. When children return to school, attendance levels subside. During the March to April timeframe, spring break and Easter vacation periods drive seasonally high attendance. Since the peak spring break period fluctuates from year to year between the end of the first quarter and the beginning of the second quarter, historical quarterly financial information might not be comparable. May is a traditionally slow attendance period. June marks the beginning of the summer attendance peak when local schools are out for the summer. This peak attendance period continues throughout the month of June, as schools outside of Florida finish their terms. The peak summer period includes the entire month of July and the first few weeks in August. Local schools begin as early as the first week of August. Attendance levels continue to decline through Labor Day, when schools outside of Florida begin. Excluding special events such as “Rock the Universe” in September and “Halloween Horror Nights” in October, the period from September through November is seasonally slow, with an attendance spike around Thanksgiving week. Attendance falls again after Thanksgiving weekend, and does not pick up until the third week of December, when the peak Christmas and New Year’s holiday period begins. The Atlantic Ocean hurricane season begins in June and ends in November of each year. Historically, hurricanes have had little impact on Orlando theme parks. From 1991 to 2003, our parks had been closed only once due to the inclement weather caused by hurricanes. However over the past two seasons, we have closed our parks on four days as a result of hurricanes.

Based on the seasonality of our attendance, the results for the quarters ended April 2, 2006 and April 3, 2005 are not necessarily indicative of results for the full year.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our combined financial statements in conformity with United States generally accepted accounting principles. Results could differ significantly from those estimates under different assumptions and conditions. We believe that the application of these accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all of our accounting policies, including our critical accounting policies, see Note 2 in our audited combined financial statements for the year ended December 31, 2005 filed with the Securities and Exchange Commission under cover of Form 10-K. Besides what is disclosed within this document, there have been no material developments with respect to the critical accounting policies discussed in detail in our Form 10-K within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Litigation

We are currently involved in certain legal proceedings and, as required, have accrued the low end of the estimated range of probable costs for the resolution of these claims. This estimate has been developed in consultation with outside counsel and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. See Note 6 in Part 1, Item 1. Financial Statements and Part II, Item 1. Legal Proceedings in this document for more detailed information on litigation exposure.

Period end

The first quarter of 2006 contained 92 days, while the first quarter of 2005 contained 93 days.

Recent accounting pronouncements

In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections”, a replacement of Accounting Principles Board Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. Adoption of SFAS 154 had no material impact on our financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments”, an amendment of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS 155 simplifies the accounting for hybrid financial instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. We do not believe adoption of SFAS 155 will have a material impact on our financial position, results of operations or cash flows.

RESULTS OF OPERATIONS

	Quarter Ended		% Change
(In Thousands, Except Percentages)	April 2, 2006	April 3, 2005	Favorable/(Unfavorable)
Operation data:
Paid theme park admissions	2,219	2,620	(15)%
Turnstile theme park admissions	2,389	2,792	(14)%
Theme park pass revenue per paid admission	$39.69	$40.21	(1)%
Theme park food, beverage and merchandise revenue per turnstile admission	17.67	17.44	1%
Statement of operations data:
Operating revenues:
Theme park pass revenue	$88,073	$105,350	(16)%
Theme park food and beverage	22,046	25,341	(13)%
Theme park merchandise	20,160	23,335	(14)%
Other	51,280	55,480	(8)%

Total operating revenues	181,559	209,506	(13)%
Costs and operating expenses:
Theme park operations	39,155	39,947	2%
Theme park selling, general and administrative	44,435	49,009	9%
Theme park cost of products sold	21,931	25,348	14%
Special fee payable to Vivendi Universal Entertainment and consultant fee	11,225	13,052	14%
Depreciation and amortization	28,474	29,129	2%
Other	33,533	34,528	3%

Total costs and operating expenses	178,753	191,013	6%

Operating income	2,806	18,493	(85)%
Non-operating expenses	37,976	36,147	(5)%

Net loss	$(35,170)	$(17,654)	(99)%

Quarter Ended April 2, 2006 Compared to Quarter Ended April 3, 2005

The 15% decline in Paid Theme Park Admissions was primarily attributable to the timing of the Easter holiday. As discussed earlier, first quarter results for 2006 exclude our peak season days associated with the Easter holiday, which makes it difficult for comparisons versus the first quarter of 2005. The attendance decrease occurred primarily in our outer-U.S. and international markets, with declines of 21% and 17%, respectively. Attendance from our Florida market was consistent with 2005.

The unfavorable attendance resulted in $23.8 million in lower revenue related to Theme Park Passes, Theme Park Food and Beverage, and Theme Park Merchandise. On a per capita basis, however, these operating revenues were consistent with the prior year. Other Revenue, which was also impacted by the Easter shift, was unfavorable by $4.2 million, or 8%, primarily due to $3.6 million in lower revenue from Universal Parks & Resorts Vacations (our wholesale and consumer direct travel company) and $1.1 million in decreased revenue from our CityWalk venues (including UCRP).

In connection with unfavorable paid admissions, volume related expenses decreased. Theme Park Operations were favorable $2.2 million related to reduced park labor, entertainment and maintenance costs stemming from the shift in Easter and the closure of certain rides and attractions during non-peak times. These savings were offset partially by $1.4 million in increased utility costs largely attributable to rising energy prices. The decrease in Theme Park Selling, General and Administrative was largely due to $4.3 million in reduced marketing costs related to the timing of our advertising campaigns. As a percentage of theme park food and beverage and merchandise revenue, Cost of Products Sold was 52.0% in 2006 as compared to 52.1% in 2005. Expenses related to our special fee payable and our consultant fee decreased by $1.8 million due to the reduction in our revenue. Non-operating Expenses were unfavorable predominately due to $1.1 million of additional interest expense, which was impacted by higher interest rates, and $1.1 million of lower income related to the change in the fair value of our interest rate swaps.

EBITDA

We have included EBITDA because it is used by some investors as a measure of our ability to service debt. In addition, it is the primary basis in our senior secured credit agreement to determine our quarterly compliance with our funded debt ratio and the interest coverage ratio, which is computed based on the prior twelve months. We believe our senior secured credit agreement is a material agreement as it represents a critical component of our capital structure and an important source of our liquidity. Our failure to comply with the financial maintenance covenants in our senior secured credit agreement would result in an event of default occurring under the agreement which would give our lenders the right to accelerate all of the indebtedness then outstanding under that agreement. EBITDA represents earnings before interest, taxes and depreciation and amortization. EBITDA is not prepared in accordance with United States generally accepted accounting principles and should not be considered as an alternative for net income, net cash provided by operating activities and other combined income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity. EBITDA, because it is before debt service, capital expenditures, and working capital needs, does not represent cash that is available for other purposes at our discretion. Our presentation of EBITDA may not be comparable to similarly titled measures reported by other companies. The following is a reconciliation of net cash provided by operating activities to EBITDA:

	Quarter Ended
(In Thousands)	April 2, 2006	April 3, 2005
Cash and cash equivalents provided by operating activities	$57,519	$17,318
Adjustments:
Interest expense	36,633	35,497
Interest income	(738)	(210)
Amortization of deferred finance costs	(1,929)	(1,913)
Deferred special fee and interest payable to Vivendi Universal Entertainment	—	10,236
Loss from joint ventures	(217)	(165)
Accretion of bond discount	(212)	(200)
Minority interest in net earnings of UCRP	(919)	(877)
Change in working capital	(59,993)	(13,106)

EBITDA	$30,144	$46,580

LIQUIDITY AND CAPITAL RESOURCES

Cash flows

The following table summarizes key aspects of our cash flows for the first quarters of 2006 and 2005:

	Fiscal quarter ended
	April 2, 2006	April 3, 2005
	(Dollars in thousands)
Net cash and cash equivalents provided by operating activities	$57,519	$17,318
Net cash and cash equivalents used in investing activities	7,566	7,486
Capital expenditures	7,778	7,589
Net cash and cash equivalents used in financing activities	1,853	2,444

During the quarters ended April 2, 2006 and April 3, 2005, respectively, net cash provided by operating activities was $57.5 million and $17.3 million. This increase, which totaled $40.2 million, was primarily driven by $22.4 million of lower interest payments driven by the timing of our quarter end; $17.7 million in lower payments related to our bonus plans as our 2004 long-term incentive plan was paid in 2005; $10.1 million in lower payments of special fees to Vivendi Universal Entertainment as all deferred amounts were paid in 2005; and $5.0 million related to the growth of our deferred revenue resulting from ticket sales in advance of the peak Easter season. These amounts were partially offset by the increase in our net loss of $17.5 million.

During the quarter ended April 2, 2006, net cash used in investing activities totaled $7.6 million, which consisted primarily of capital expenditures. Similarly, during the quarter ended April 3, 2005, net cash used in investing activities totaled $7.5 million consisting primarily of capital expenditures. We expect to spend approximately $65.0 million on capital projects during 2006, compared to $30.4 million spent on capital projects during 2005. Much of our capital expenditures are spent in support of building new attractions. These costs can vary from one year to the next. While we intend to spend approximately $50.0 million to $60.0 million per year on capital expenditures, some years may be above or below that range depending on the timing of the construction cycles.

During the quarters ended April 2, 2006 and April 3, 2005, net cash used for financing activities was $1.9 million and $2.4 million, respectively. Both totals were comprised of $1.4 million in principal payments on our senior secured credit facility in addition to distributions of the minority interest of UCRP.

Financial position

The following table summarizes key aspects in our financial position and liquidity as of April 2, 2006 and December 31, 2005:

	As of
	April 2, 2006	December 31, 2005
	(Dollars in thousands)
Cash and cash equivalents	$104,359	$56,259
Unused portion of revolving credit facility	100,000	100,000
Current portion of long-term borrowings and capital leases	6,511	6,565
Current portion of special fees	7,593	7,811
Total long-term obligations (1)	1,485,251	1,485,929

(1)	Long-term obligations include long-term borrowings (excluding current portions), and long-term capital lease obligations.

At April 2, 2006, our total debt was $1,490.7 million, which included $450.0 million outstanding under the bonds due in May 2010, $496.7 million outstanding under the bonds due in April 2010 ($500.0 million, net of a remaining discount of $3.3 million) and $543.1 million outstanding under UCDP’s senior secured credit facility. At April 2, 2006, we also had $204.4 million in cash and unused revolving credit, consisting of $104.4 million in cash and $100.0 million available under our revolving credit facilities. Our senior secured credit agreement and bonds contain certain customary limitations. We believe we were in compliance with all financial covenants as of April 2, 2006 except for those that govern the payment of special fees as discussed below. Both issuances of notes are due in 2010, while the senior secured credit agreement calls for quarterly principal installments of 0.25% with the remainder due in 2011. Our senior secured credit facility is repayable in full at December 1, 2009, if the April 2010 notes are not refinanced or repaid in full prior to such date, or January 1, 2010, if the May 2010 notes are not refinanced or repaid in full prior to such date. It is highly unlikely that we will be able to generate enough cash to pay these balances in full prior to the specified due dates which would then necessitate refinancing our long-

term debt. Furthermore, our access to capital markets and our ability to issue various securities to raise capital could be affected by changes in our bond ratings. Although our bond rating has remained consistent during 2006, we can not be assured that future changes in our ratings will not occur.

We believe that funds generated from our operations and our available borrowing capacity will be adequate to fund our debt service requirements, capital expenditures and working capital requirements for the next 12 months. Although we believe that our current financial position and financing options will provide flexibility in financing activities and permit us to respond to changing conditions, we cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of unfavorable events.

Special fees

Under our partnership agreement, a “special fee” is payable to Vivendi Universal Entertainment through Universal CPM. The special fee is calculated at 5% of certain gross operating revenues, as defined in the UCDP partnership agreement, generated from each of Universal Studios Florida and Universal’s Islands of Adventure. Subsequent to the refinancing of our senior secured credit facility in December 2004 (the “2004 Amendment”), the most restrictive quarterly covenant for payment of the special fee is a debt to EBITDA ratio (as defined in the senior secured credit facility) of 5.0 to 1.0 or less related to the current special fees below $20.0 million and 4.0 to 1.0 or less related to the current and deferred special fees in excess of $20.0 million annually. These ratios were met as of December 31, 2005. Accordingly, during the quarter ended April 2, 2006, we paid fees of $7.8 million to Vivendi Universal Entertainment. As these ratios were not met as of April 2, 2006, payments of the special fees will not be made during the second quarter of 2006. However, we believe these ratios will be met as of the end of our second quarter and thus payments will likely recommence in the third quarter of 2006. At April 2, 2006 and December 31, 2005, respectively, our combined balance sheet included $7.6 million and $7.8 million classified as current liabilities related to the current portion of the special fees payable to Vivendi Universal Entertainment. All deferred balances were paid in full during 2005.

Market risk

We are exposed to market risks relating to fluctuations in interest rates. Our practice is to utilize derivative financial instruments to manage a portion of these interest rate risks. As a result, we have $343.1 million of unhedged variable rate debt. Based on these variable-rate obligations, each 1% increase or decrease in the level of interest rates would, respectively, increase or decrease our annual interest expense and related cash payments by approximately $3.4 million. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

During the quarter ended April 2, 2006, four of our interest rate swap agreements expired. At April 2, 2006, we had three remaining interest-rate swap agreements outstanding with an aggregate notional debt amount of $650.0 million.

The following table summarizes the impact of our interest rate swaps on our financial position as of April 2, 2006 and December 31, 2005 (in thousands):

	April 2, 2006		December 31, 2005
	Notional value	Fair value asset	Notional value	Fair value asset
Total interest rate swaps, net	$650,000	$5,882	$910,400	$1,748

The following table summarizes the changes in fair value of our interest rate swaps during the quarters ended April 2, 2006 and April 3, 2005 (in thousands):

	April 2, 2006		April 3, 2005
	Loss recorded in statement of operations	Recorded in other comprehensive income	Gain (loss) recorded in statement of operations	Recorded in other comprehensive income
Changes in fair value of interest rate swaps	$(723)	$4,857	$1,559	$—
Ineffective amortization	(222)	222	(1,377)	1,377

Total	$(945)	$5,079	$182	$1,377

We are exposed to credit loss in the event of nonperformance by the other party to our derivative financial instruments. We limit this exposure by entering into agreements directly with a number of major financial institutions that meet our credit standards and that are expected to satisfy fully their obligations under these contracts. We view derivative financial instruments as a risk management tool and do not use them for speculative or trading purposes.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements appearing in this report are “forward-looking statements.” Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts” or future conditional verbs, such as “will,” “should,” “could,” or “may” and variations of such words or similar expressions, are intended to identify forward-looking statements. Because these forward-looking statements are subject to numerous risks and uncertainties, our actual results may differ materially from those expressed in or implied by such forward-looking statements. Some of the risks and uncertainties that may cause such differences include, but are not limited to, risks and uncertainties relating to general economic downturn; the dependence of our business on air travel; the risks inherent in deriving substantially all of our revenues from one location; our dependence on Vivendi Universal Entertainment and its affiliates; risks related to unfavorable outcomes of our legal proceedings; the loss of key distribution channels for pass sales; competition within the Orlando theme park market; publicity associated with accidents occurring at theme parks; the loss of material intellectual property rights used in our business; and the seasonality of our business. There may also be other factors that may cause our actual results to differ materially from those expressed in or implied by any forward-looking statements contained in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 4. CONTROLS AND PROCEDURES

Universal City Florida Holding Co. I and Universal City Florida Holding Co. II

The management of Universal City Florida Holding Co. I and Universal City Florida Holding Co. II (collectively “UCHC”) carried out an evaluation, with the participation of UCHC’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of UCHC’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, UCHC’s Principal Executive Officer and Principal Financial Officer concluded that UCHC’s disclosure controls and procedures were effective to ensure that information required to be disclosed by UCHC in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms promulgated by the Securities and Exchange Commission.

There was not any change in UCHC’s internal control over financial reporting during the quarter ended April 2, 2006 that has materially affected, or is reasonably likely to materially affect, UCHC’s internal control over financial reporting.

UCFH I Finance, Inc. and UCFH II Finance, Inc.

The management of UCFH I Finance, Inc. and UCFH II Finance, Inc. (collectively “Finance”) carried out an evaluation, with the participation of Finance’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of Finance’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, Finance’s Principal Executive Officer and Principal Financial Officer concluded that Finance’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Finance in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms promulgated by the Securities and Exchange Commission.

There was not any change in Finance’s internal control over financial reporting during the quarter ended April 2, 2006 that has materially affected, or is reasonably likely to materially affect, Finance’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

RIDE & SHOW

On November 13, 2003, Ride & Show Engineering, Inc. filed a Complaint For Patent Infringement, Injunctive Relief and Damages (the Complaint) in the United States District Court for the Central District of California, naming USJ Co., Ltd., and Universal City Studios LLLP d/b/a Universal Studios Recreation Group, affiliates of UCHC, as defendants. On February 12, 2004, the Plaintiff served a First Amended Complaint (the Amended Complaint) naming the above-referenced defendants as well as UCDP and another company, Oriental Land Co., Ltd., as additional defendants. On September 24, 2003, a similar complaint was filed in the same court against other defendants, including entities that appear to be operators of amusement parks and amusement park rides, and designers and manufacturers of amusement park rides. The Amended Complaint alleges that the named defendants have infringed U.S. Patent No. 5,527,221 (the Patent) by operating, making, using, selling, advertising, and/or offering for sale in the United States amusement park rides that embody or otherwise practice one or more of the claims of such Patent or by otherwise contributing to infringement or inducing others to infringe. The Amended Complaint did not include specific allegations concerning the location or manner of alleged infringement. However, plaintiff’s counsel has advised UCDP that the allegations of the Amended Complaint relate to rides located at UCDP’s theme parks. On February 3, 2006 USJ Co. Ltd. entered into a Settlement and License Agreement pursuant to which Ride & Show agreed to dismiss the California Case.

UCDP filed a motion seeking to either dismiss the action or to transfer it to the Middle District of Florida. On May 5, 2004, the United States District Court for the Central District of California granted the Motion and dismissed, without prejudice, the case for improper venue. As a result, UCDP is no longer a party to this action. On May 21, 2004, UCDP filed a Complaint against Ride & Show Engineering, Inc. (Ride & Show) in the U.S. District Court for the Middle District of Florida. The Complaint contains counts for declaratory relief, breach of contract, conversion, unjust enrichment, constructive trust, and fraud. Among other things, the Complaint challenges Ride & Show’s ownership of the subject Patent and the validity of the Patent. In addition, UCDP seeks a declaration by the Court that it has not infringed the Patent. UCDP also seeks damages for Ride & Show’s use of the invention that is the subject of the Patent. On July 19, 2004, Ride & Show filed a motion to dismiss the Complaint and to transfer a portion of UCDP’s declaratory relief count to the U.S. District Court for the Central District of California. UCDP opposed the motion and on August 26, 2004, Ride & Show’s motion was denied. On September 10, 2004 Ride & Show filed its answer and counterclaim for Patent Infringement and Breach of Contract. On October 4, 2004 UCDP filed its answer to the counterclaim denying all material allegations and asserting numerous affirmative defenses. On May 26, 2005, UCDP and Ride & Show participated in a court ordered mediation, which resulted in an impasse. Ride & Show moved for summary judgment on the Patent ownership issue and UCDP moved for summary judgment on all issues. On December 19, 2005, UCDP filed a Motion to Amend its Reply to Ride & Show’s Counterclaim to include the defense of res judicata based upon the dismissals of Moog and MTS in the California case. On February 21, 2006, the Magistrate issued a Report and Recommendation denying UCDP’s Motion to Amend and UCDP filed an Objection to Report and Recommendation. On March 6, 2006, the Court issued an Order denying UCDP’s Motion for Summary Judgment and set a hearing on Ride and Show’s Motion for Summary Judgment, which was held on March 17, 2006. The Court held a hearing on March 29, 2006 with respect to UCDP’s Objection to Report and Recommendation. As a result of the dismissal of the California Case, USJ Co. Ltd. has terminated its Joint Defense Agreement and both USJ Co. and Universal Parks & Resorts will cease sharing costs of defense of the Ride & Show claims in the California and Florida Cases as of February 1, 2006. At a mediation held on April 11, 2006, the parties agreed to a resolution in principal of all claims and the parties have now executed mutually agreed settlement documentation. On April 12, 2006, the Court entered an Order of Dismissal without prejudice and denied all pending motions as moot. The resolution is within the amount accrued for the loss contingency.

OTHER

We are threatened with or involved in various other legal actions and claims incidental to the conduct of its business. We do not expect a material impact to our results of operations, financial position or cash flows by reason of these actions.

ITEM 5. OTHER INFORMATION

John R. Sprouls, our President and Chief Executive Officer, has an employment contract with Universal Studios, Inc, which has been assumed by Vivendi Universal Entertainment, LLLP (VUE). This contract was due to expire on December 6, 2006. On April 28, 2006, his employment was extended until December 6, 2009. In addition, VUE holds an option to extend the term to December 6, 2011. No other key terms were modified.

ITEM 6. EXHIBITS

a) Exhibits

31(i).1	Certification of Principal Executive Officer of Universal City Florida Holding Co. I. Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(i).2	Certification of Principal Financial Officer of Universal City Florida Holding Co. I. Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(i).3	Certification of Principal Executive Officer of UCFH I Finance, Inc. Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(i).4	Certification of Principal Financial Officer of UCFH I Finance, Inc. Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(i).5	Certification of Principal Executive Officer of Universal City Florida Holding Co. II. Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(i).6	Certification of Principal Financial Officer of Universal City Florida Holding Co. II. Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(i).7	Certification of Principal Executive Officer of UCFH II Finance, Inc. Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(i).8	Certification of Principal Financial Officer of UCFH II Finance, Inc. Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Principal Executive Officer of Universal City Florida Holding Co. I. Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer of Universal City Florida Holding Co. I. Pursuant to 18 U.S.C. Section 1350.

32.3	Certification of Principal Executive Officer of UCFH I Finance, Inc. Pursuant to 18 U.S.C. Section 1350.

32.4	Certification of Principal Financial Officer of UCFH I Finance, Inc. Pursuant to 18 U.S.C. Section 1350.

32.5	Certification of Principal Executive Officer of Universal City Florida Holding Co. II. Pursuant to 18 U.S.C. Section 1350.

32.6	Certification of Principal Financial Officer of Universal City Florida Holding Co. II. Pursuant to 18 U.S.C. Section 1350.

32.7	Certification of Principal Executive Officer of UCFH II Finance, Inc. Pursuant to 18 U.S.C. Section 1350.

32.8	Certification of Principal Financial Officer of UCFH II Finance, Inc. Pursuant to 18 U.S.C. Section 1350.

32.9	Amendment to Employment Agreement of John R. Sprouls previously filed as Exhibit 10.1 in our Report on Form 8-K filed on May 4, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL CITY FLORIDA HOLDING CO. I

Date: May 11, 2006	By:	/s/ Michael J. Short
	Name:	Michael J. Short
	Title:	Treasurer/Chief Financial Officer

UCFH I FINANCE, INC.

Date: May 11, 2006	By:	/s/ Michael J. Short
	Name:	Michael J. Short
	Title:	Treasurer/Chief Financial Officer

UNIVERSAL CITY FLORIDA HOLDING CO. II

Date: May 11, 2006	By:	/s/ Michael J. Short
	Name:	Michael J. Short
	Title:	Treasurer/Chief Financial Officer

UCFH II FINANCE, INC.

Date: May 11, 2006	By:	/s/ Michael J. Short
	Name:	Michael J. Short
	Title:	Treasurer/Chief Financial Officer